Form 10-Q
period 2026-03-31
Grayscale Sui Staking ETF
filed 2026-05-08
CIK 2034012

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-43131

Grayscale Sui Staking ETF

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-6606736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC

290 Harbor Drive, 4th Floor

Stamford, Connecticut 06902

(Address of Principal Executive Offices) (Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale Sui Staking ETF Shares	GSUI	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of Shares of the registrant outstanding as of May 4, 2026: 2,418,900

Grayscale® SUI STAKING ETF

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Sui Staking ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2026 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 27.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE SUI STAKING ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2026	December 31, 2025
Assets:
Investment in SUI, at fair value (cost $37,664 and $7,929 as of March 31, 2026 and December 31, 2025, respectively)	$30,402	$4,301
Total assets	30,402	4,301
Liabilities:
Sponsor’s Staking Fee payable, related party	$1	-
Sponsor’s Fee payable, related party	-	-
Total liabilities	1	-
Net assets	$30,401	$4,301
Shares issued and outstanding, no par value (unlimited Shares authorized)	2,398,900	212,900
Principal Market NAV per Share	$12.67	$20.20

See accompanying notes to the unaudited financial statements.

GRAYSCALE SUI STAKING ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of SUI and percentages)

March 31, 2026
	Quantity of SUI	Cost	Fair Value	% of Net Assets
Investment in SUI	34,668,939.80182300	$37,664	$30,402	100%
Total Investment		$37,664	$30,402	100%
Liabilities in Excess of Other Assets			$(1)	0%
Net assets			$30,401	100%

December 31, 2025
	Quantity of SUI	Cost	Fair Value	% of Net Assets
Investment in SUI	3,082,477.84765850	$7,929	$4,301	100%
Total Investment		$7,929	$4,301	100%
Net assets			$4,301	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE SUI STAKING ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Investment income:
Staking Reward income	$44	$-
Investment income	-	-
Total Investment income	$44	$-
Expenses:
Sponsor’s Staking Fee, related party	$9	$-
Sponsor’s Fee, related party	24	65
Gross Expenses	33	65
Sponsor’s Fee Waiver, related party	(10)	-
Net expenses	23	65
Net investment income (loss)	21	(65)
Net realized and unrealized loss on investment from:
Net realized loss on investment in SUI sold to pay expenses	(7)	16
Net realized loss on investment in SUI sold to pay Sponsor’s staking fee	(1)	-
Net realized gain (loss) on investment in SUI sold for redemption of Shares	-	-
Net change in unrealized appreciation/depreciation on investment in SUI	(3,636)	(5,883)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in SUI	-	-
Net realized and unrealized loss on investment	(3,644)	(5,867)
Net decrease in net assets resulting from operations	$(3,623)	$(5,932)

See accompanying notes to the unaudited financial statements.

GRAYSCALE SUI STAKING ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2026	2025
Decrease in net assets from operations:
Net investment income (loss)	$21	$(65)
Net realized loss on investment in SUI sold to pay expenses	(7)	16
Net realized loss on investment in SUI sold to pay Sponsor’s staking fee	(1)	-
Net realized gain (loss) on investment in SUI sold for redemption of Shares	-	-
Net change in unrealized appreciation/depreciation on investment in SUI	(3,636)	(5,883)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in SUI	-	-
Net decrease in net assets resulting from operations	(3,623)	(5,932)
Increase in net assets from capital share transactions:
Shares issued	29,723	350
Shares redeemed	-	-
Net increase in net assets resulting from capital share transactions	29,723	350
Total increase (decrease) in net assets from operations and capital share transactions	26,100	(5,582)
Net assets:
Beginning of period	4,301	12,635
End of period	$30,401	$7,053
Change in Shares outstanding:
Shares outstanding at beginning of period	212,900	204,100
Shares issued	2,186,000	6,500
Shares redeemed	-	-
Net increase in Shares	2,186,000	6,500
Shares outstanding at end of period	2,398,900	210,600

See accompanying notes to the unaudited financial statements.

GRAYSCALE SUI STAKING ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Sui Staking ETF (the “Trust”) is a Delaware Statutory Trust that was formed on April 30, 2024 and commenced operations on August 1, 2024. The Trust’s investment objective is for the value of the Shares (based on SUI per Share) to reflect the value of the Sui tokens (“SUI”) held by the Trust and to reflect rewards from Staking a portion of the Trust’s SUI, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain authorized participants (“Authorized Participants”) in exchange for SUI.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on February 17, 2026 and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GSUI” on February 18, 2026 (the “Uplisting Date”).

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

The Trust may receive staking rewards as a result of the Trust’s Staking pursuant to the Staking Arrangements.

Staking on the Sui Network refers to the use of SUI, or the permission for SUI to be used through an agent or otherwise, in the Sui Network’s proof-of-stake validation protocol in exchange for the receipt of staking rewards paid in kind (“Staking”). The Trust Agreement permits the Trust to engage in Staking, and on February 18, 2026, the Trust commenced Staking pursuant to the Staking Arrangements. The Sponsor has caused, and from time to time may cause, the Trust to enter into written arrangements (the “Staking Arrangements”) with the Custodian and one or more third party staking providers (each, a “Staking Provider”), pursuant to which a portion of the Trust’s SUI is made available for staking through validator operations conducted by such Staking Providers (“Provider-Facilitated Staking”). The Custodian and the applicable Staking Provider are entitled to receive a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”), with the remaining staking rewards received by the Trust, as discussed in Note 6.

Liquidity Providers facilitate the purchase and sale of SUI in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in SUI transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”). The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s SUI which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the SUI held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults.

The transfer agent for the Trust (the “Transfer Agent”) is The Bank of New York Mellon. The responsibilities of the Transfer Agent are to (1) facilitate the issuance and redemption of shares of the Trust; (2) respond to correspondence by Trust shareholders and others relating to its duties; (3) maintain shareholder accounts; and (4) make periodic reports to the Trust. The co-transfer agent for the Trust (the “Co-Transfer Agent”) is Continental Stock Transfer & Trust Company.

The administrator for the Trust (the “Administrator”) is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing provides administration and accounting services to the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

The marketing agent for the Trust (the “Marketing Agent”) is Foreside Fund Services, LLC. The Marketing Agent provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the

Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records.

On November 18, 2025, the Trust received notice that its Shares were qualified for public trading on the OTCQX Best Market®(“OTCQX”) of OTC Markets Group Inc. On February 18, 2026, Shares of the Trust began trading on NYSE Arca following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-291974). The Trust’s trading symbol on NYSE Arca is “GSUI” and the CUSIP number for its Shares is 38964T100.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2026 and December 31, 2025 and results of operations for the three months ended March 31, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. As such, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented. The Trust uses fair value as its method of accounting for SUI in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in SUI, including receiving SUI for the creation of Shares and delivering SUI for the redemption of Shares and for the payment of the Sponsor’s Fee and Sponsor’s Staking Fee. The Sponsor will determine the Trust’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

Cash and Cash Equivalents

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

The Trust only receives SUI in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

SUI Staking

The Trust earns staking rewards by delegating a portion of its SUI on the Sui Network’s proof-of-stake consensus protocol. The Sponsor has entered into contractual arrangements with the Custodian and one or more third-party staking service providers, which may include affiliates of the Custodian or other institutional validators, to facilitate the staking of the Trust’s SUI. The Trust retains control of its SUI throughout the staking process. The delegation of SUI for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the SUI is not transferred to the validator or staking provider. Accordingly, the staked SUI is not derecognized under ASC Topic 610-20, Other Income, Gains and Losses from the Derecognition of Nonfinancial Assets, or ASC Topic 350-60, Intangibles, Goodwill and Other, Crypto Assets.

The Trust recognizes staking rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the staking arrangements, the validator (e.g., the Custodian or other staking provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of SUI), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Sui protocol, net of Validator Fees.

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol). Staking rewards are received in SUI, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch), in accordance with ASC 606.

Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after Validator Fees are deducted. As such, the Trust presents staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled. Staking revenue is recorded as staking reward income on the Statements of Operations.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investment in SUI	$30,402	$30,402	$-	$-
December 31, 2025
Assets
Investment in SUI	$4,301	$4,301	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor’s Fee, related party, and Sponsor’s Staking Fee, related party, are included in the accompanying Statements of Operations.

3. Fair Value of SUI

SUI is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2026 and December 31, 2025, the Trust held 34,668,939.80182300 and 3,082,477.84765850 SUI, respectively.

The Trust determined the fair value per SUI to be $0.88 and $1.40 on March 31, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of SUI and the respective fair value:

(Amounts in thousands, except SUI amounts)	Quantity	Fair Value
Balance at December 31, 2024	3,029,877.30003966	$12,635
SUI contributed	96,266.49253369	350
SUI distributed for Sponsor’s Fee, related party	(18,987.10740441)	(65)
Net change in unrealized appreciation/depreciation on investment in SUI	-	(5,883)
Net realized gain on investment in SUI	-	16
Balance at March 31, 2025	3,107,156.68516894	$7,053

(Amounts in thousands, except SUI amounts)	Quantity	Fair Value
Balance at December 31, 2025	3,082,477.84765850	$4,301
SUI contributed	31,559,639.39818170	29,723
SUI redeemed	-	-
SUI distributed for Sponsor’s Fee, related party	(10,117.87900872)	(14)
Staking Reward income	45,804.17063456	44
SUI distributed for Sponsor's Staking Fee, related party	(8,863.73564304)	(8)
Net change in unrealized appreciation/depreciation on investment in SUI	-	(3,636)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in SUI	-	-
Net realized loss on investment in SUI sold to pay expenses	-	(7)
Net realized loss on investment in SUI sold to pay Sponsor’s staking fee	-	(1)
Net realized gain (loss) on investment in SUI sold for redemption of Shares	-	-
Balance at March 31, 2026	34,668,939.80182300	$30,402

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of SUI to the Trust or the distribution of SUI by the Trust. The amount of SUI required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of SUI owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of SUI representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 14.4520 and 14.4785 of one SUI at March 31, 2026 and December 31, 2025, respectively. The decrease in the amount of SUI represented by each Share is primarily a result of the periodic withdrawal of SUI to pay the Sponsor’s Fee.

As of the date of this Quarterly Report, Authorized Participants may submit orders to create or redeem Shares through transactions that are referred to as “cash orders” or “in-kind orders”, in accordance with the agreements with Authorized Participants.

	Three Months Ended March 31,
	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	2,186,000	6,500
Shares redeemed	-	-
Net Change in Number of Shares Issued and Redeemed	2,186,000	6,500

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$29,723	$350
Shares redeemed	-	-
Net Change in Value of Shares Issued and Redeemed	$29,723	$350

SUI receivable represents the value of SUI covered by contractually binding orders for the creation of Shares where the SUI has not yet been transferred to the Trust’s account. Generally, ownership of the SUI is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2026	2025
SUI receivable	$-	$-

SUI payable represents the value of SUI covered by contractually binding orders for the redemption of Shares where the SUI has not yet been transferred out of the Trust’s account. Generally, ownership of the SUI is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2026	2025
SUI payable	$-	$-

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended March 31, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of March 31, 2026 and December 31, 2025, 40,962 and 43,067 Shares of the Trust were held by related parties of the Trust, respectively.

On February 17, 2026, the Sponsor and the Trustee entered into Amendment No. 1 to the Second Amended and Restated Trust Agreement in order to reduce the Sponsor’s Fee to 0.35%, effective as of the Uplisting Date. As a result, effective February 18, 2026, the Sponsor’s Fee was lowered from 2.5% to 0.35%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.35% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in SUI daily in arrears. The amount of SUI payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of SUI used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of SUI is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2026 and 2025.

Effective February 18, 2026, and pursuant to the Staking Arrangements, the Custodian and the applicable Staking Provider are entitled to receive a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”), with the remaining staking rewards received by the Trust. The Sponsor is entitled to receive a fee equal to a portion of the staking rewards, payable in SUI, which accrues daily in U.S. dollars and is calculated as a per annum percentage of the staking rewards received by the Trust, as directed by the Sponsor in its sole discretion (the “Sponsor’s Staking Fee”). The Sponsor’s Staking Fee is payable daily in arrears. The Sponsor’s Staking Fee and the Validator Fees together represent an aggregate of 23% of the gross staking rewards generated under the Staking Arrangements. A portion of the gross staking rewards is paid to non-related parties and the Trust receives and retains the remainder of such gross staking rewards.

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

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Vault Balance SUI in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such SUI into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such SUI in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective February 18, 2026, the Sponsor has determined to waive a portion of the Sponsor’s Fee until the earlier of (x) May 18, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). If the Trust’s NAV exceeds $1.0 billion prior to May 18, 2026, the Sponsor’s Fee charged on assets over $1.0 billion will be 0.35%. After the Fee Waiver Period is over, the Sponsor’s Fee will be 0.35%.

Prior to the Fee Waiver Period, for the period from January 1, 2026 until February 17, 2026 and the three months ended March 31, 2025, the Trust incurred Sponsor’s Fees of $14,176 and $65,110, respectively. As of March 31, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

For the three months ended March 31, 2026, the Trust incurred Sponsor’s Staking Fees of $8,885.

7. Concentration Risk

The Trust’s investment portfolio is concentrated in SUI, and its net asset value and results of operations are directly affected by the price of SUI, which has historically been highly volatile. As a result, the Trust may experience significant fluctuations in net asset value, including periods of substantial losses. This concentration also exposes the Trust to risks specific to SUI and its supporting infrastructure, including market liquidity constraints and operational or cybersecurity risks associated with the custody and transfer of SUI.

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$20.20	$61.90
Net decrease in net assets from investment operations:
Net investment income (loss)	0.02	(0.31)
Net realized and unrealized loss	(7.55)	(28.10)
Net decrease in net assets resulting from operations	(7.53)	(28.41)
Principal Market NAV, end of period	$12.67	$33.49
Total return	-37.27%	-45.90%
Ratios to average net assets:
Net investment income (loss)	0.61%	-2.50%
Sponsor's Fee	-0.72%	-2.50%
Sponsor's Staking Fee	-0.27%	0.00%
Gross Expenses	-1.00%	-2.50%
Sponsor's Fee Waiver	0.29%	0.00%
Net Expenses	-0.71%	-2.50%

Ratios of net investment income (loss) and expenses to average net assets have been annualized.

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

9. Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard.

10. Subsequent Events

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements other than the item noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds SUI and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of SUI. On February 17, 2026, in connection with the approval of application under the Generic Listing Standards and the effectiveness of the registration statement on Form S-1, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on February 18, 2026, following the effectiveness of the Trust’s registration statement on Form S-1. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for SUI. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on SUI per Share) to reflect the value of the SUI held by the Trust, including SUI earned as Staking Consideration, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in SUI, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to SUI. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Staking

On February 18, 2026, the Trust began staking its SUI pursuant to staking arrangements with the Custodian and certain third-party staking providers and earns staking rewards in the form of additional SUI (“Staking Consideration”). The amount of Staking Consideration received by the Trust is influenced by factors including Sui Network conditions, protocol-level reward rates, the amount of SUI held by the Trust and the portion of the Trust’s SUI that is staked, and the Trust does not expect Staking Consideration to be earned at a consistent rate. Staking also introduces operational and liquidity considerations, including that staked SUI may be inaccessible for a period of time required to un-stake and withdraw SUI under Sui Network protocols and the Trust’s dependence on third-party staking providers for the execution of staking activities.

Pursuant to the Trust’s staking arrangements and the Trust Agreement, a portion of gross Staking Consideration is allocated among the Custodian, the applicable staking providers and the Sponsor (the “Sponsor’s Staking Fee”), with the remainder retained by the Trust. Staking Consideration retained by the Trust increases the Trust’s SUI holdings, while distributions or sales of SUI reduce the Trust’s SUI holdings. The Trust may distribute Staking Consideration (in SUI or cash from the sale of SUI) to shareholders at the Sponsor’s discretion and subject to the Trust Agreement.

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

The Trust only receives SUI in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, SUI and price of SUI amounts, are in thousands)

	Three Months Ended March 31,
	2026	2025
Net realized and unrealized loss on investment in SUI	$(3,644)	$(5,867)
Net decrease in net assets resulting from operations	$(3,623)	$(5,932)
Net assets(1)	$30,401	$7,053
(1)
Net assets is calculated in accordance with U.S. GAAP based on the Digital Asset Market price of SUI on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in SUI for the three months ended March 31, 2026 was ($3,644), which includes a realized loss of ($7) on the transfer of SUI to pay the Sponsor’s Fee, a realized loss of ($1) on the transfer of SUI to pay the Sponsor’s Staking Fee and net change in unrealized appreciation/depreciation on investment in SUI of ($3,636). Net realized and unrealized loss on investment in SUI for the period was driven by SUI price depreciation from $1.40 per SUI as of December 31, 2025, to $0.88 per SUI as of March 31, 2026. Net decrease in net assets resulting from operations was ($3,623) for the three months ended March 31, 2026, which consisted of the net realized and unrealized loss on investment in SUI, and the net investment income of $21. Net assets increased to $30,401 at March 31, 2026, a 607% increase for the three-month period. The increase in net assets resulted from the contribution of approximately 31,559,639 SUI with a value of $29,723 to the trust in connection with Share creations during the period and the contribution of approximately 45,804 SUI with a value of $44 to the Trust in connection with Staking Rewards, partially offset by the aforementioned SUI price depreciation, the withdrawal of approximately 10,118 SUI to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 8,864 SUI to pay the foregoing Sponsor’s Staking Fee and the payable of 1 SUI for the Sponsor’s Staking Fee.

Net realized and unrealized loss on investment in SUI for the three months ended March 31, 2025 was ($5,867), which includes a realized gain of $16 on the transfer of SUI to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in SUI of ($5,883). Net realized and unrealized loss on investment in SUI for the period was driven by SUI price depreciation from $4.17 per SUI as of December 31, 2024, to $2.27 per SUI as of March 31, 2025. Net decrease in net assets resulting from operations was ($5,932) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in SUI, plus the Sponsor’s Fee of $65. Net assets decreased to $7,053 at March 31, 2025, a 44% decrease for the three-month period. The decrease in net assets resulted from the aforementioned SUI price depreciation and the withdrawal of approximately 18,987 SUI to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 96,266 SUI with a value of $350 to the Trust in connection with Share creations during the period.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expenses of the Trust during the periods covered by this Quarterly Report were the Sponsor’s Fee and Sponsor’s Staking Fee.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective February 18, 2026, the Sponsor has determined to waive a portion of the Sponsor’s Fee until the earlier of (x) May 18, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). If the Trust’s NAV exceeds $1.0 billion prior to May 18, 2026, the Sponsor’s Fee charged on assets over $1.0 billion will be 0.35%. After the Fee Waiver Period is over, the Sponsor’s Fee will be 0.35%. From February 18, 2026 to March 31, 2026, the Trust’s assets did not exceed $1.0 billion and no Sponsor’s Fee had been incurred.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of March 31,
	2026	2025
Price of SUI on principal market	$0.88	$2.27
Principal Market NAV per Share(1)	$12.67	$33.49
Principal Market NAV(1)	$30,400,657	$7,053,245
Index Price	$0.88	$2.28
NAV per Share(2)	$12.68	$33.64
NAV(2)	$30,409,629	$7,084,317

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of SUI based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of March 31, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, GATE, Hashkey, Kraken, and OKX. The Digital Asset Trading Platforms included in the Index as of March 31, 2025 were Coinbase, Kraken, and Crypto.com. See “Item 1. Business—Overview of the Sui Industry and Market—SUI Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

The Trust reflects creations and redemptions and the SUI for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the trade date, which is the business day an accepted creation or redemption order is placed by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the SUI for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the SUI are delivered or removed from the Trust for settlement.

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

The Trust’s performance prior to February 18, 2026 is based on market-determined prices on the OTCQB marketplace and on the Trust’s performance without an ongoing share creation and redemption program. Prior to February 18, 2026, the Trust’s Shares traded at both premiums and discounts to the value of the Trust’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of February 18, 2026, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. Hence, the Trust’s performance for periods prior to February 18, 2026 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to February 18, 2026.

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from August 1, 2024 (the commencement of the Trust’s operations) to March 31, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Sui Industry and Market—SUI Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from August 1, 2024 (the commencement of the Trust’s operations) to March 31, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of March 31, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
August 1, 2024 (the commencement of the Trust’s operations) to March 31, 2025	$2.69	$5.23	1/4/2025	$0.53	8/5/2024	$2.28	$2.28
Twelve months ended March 31, 2026	$2.47	$4.35	7/27/2025	$0.84	3/29/2026	$0.88	$0.88
August 1, 2024 (the commencement of the Trust’s operations) to March 31, 2026	$2.56	$5.23	1/4/2025	$0.53	8/5/2024	$0.88	$0.88

The following table illustrates the movements in the Digital Asset Market price of SUI, as reported on the Trust’s principal market, from August 1, 2024 (the commencement of the Trust’s operations) to March 31, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
August 1, 2024 (the commencement of the Trust’s operations) to March 31, 2025	$2.69	$5.24	1/4/2025	$0.53	8/5/2024	$2.27	$2.27
Twelve months ended March 31, 2026	$2.47	$4.33	7/27/2025	$0.84	3/29/2026	$0.88	$0.88
August 1, 2024 (the commencement of the Trust’s operations) to March 31, 2026	$2.56	$5.24	1/4/2025	$0.53	8/5/2024	$0.88	$0.88

The following chart sets out the historical closing prices for the Shares as reported by OTCQB and the Trust’s NAV per Share from November 24, 2025 to February 17, 2026.

GSUI Premium/(Discount): GSUI Share Price vs. NAV per Share (Non-GAAP) ($)

Effective February 18, 2026, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from February 18, 2026 to March 31, 2026.

GSUI Premium/(Discount): GSUI Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQB divided by the Trust’s NAV per Share from November 24, 2025 to February 17, 2026.

GSUI Premium/(Discount): GSUI Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from February 18, 2026 to March 31, 2026.

GSUI Premium/(Discount): GSUI Share Price vs. NAV per Share (Non-GAAP) (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings last reported under “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”).

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended March 31, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of GSUI Redeemed	Average Price Paid per Share of GSUI(1)

January 1, 2026 - January 31, 2026	-	$-
February 1, 2026 - February 28, 2026	-	$-
March 1, 2026 - March 31, 2026	-	$-
Total	-	$-
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Board of Managers

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization, as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

Peter Mintzberg and Edward McGee are members of the Board of Directors of Grayscale Investments and we hereby incorporate by reference into this Quarterly Report on Form 10-Q each of their biographies in the section, “Item 10. Directors, Executive Officers and Corporate Governance” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Craig Salm has been the Chief Legal Officer of Grayscale since 2022. Before serving as Chief Legal Officer, Mr. Salm was Director, Legal since January 2020 and Associate, Legal since January 2018. Prior to joining Grayscale, Mr. Salm was a corporate associate at Paul Weiss and a member of its Capital Markets & Securities Group—primarily focused on representing issuers, private equity sponsors, investment banks, hedge funds and other stakeholders in corporate finance transactions, as well as advising on securities law and corporate governance matters. Mr. Salm earned his Bachelor of Science from the University of Michigan and his Juris Doctor from the Benjamin N. Cardozo School of Law. Mr. Salm serves as a member of the Blockchain Association and a member of the Crypto Ratings Council (CRC).

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Liquidity Provider Agreement.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Glossary of Defined Terms

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

“Blockchain” or “Sui Blockchain”—The public transaction ledger of the Sui Network on which transactions in SUI are recorded.

“Board”—Board of Managers of the Sponsor, which, as of May 4, 2026, manages and directs the affairs of the Sponsor, through authority delegated from the board of directors of Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025 to, but not including, October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026, any references to the “Board” refer to the board of managers of the Sponsor, unless the context otherwise requires.

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

“Coinbase”—Coinbase, Inc.

“Coinbase Credit”—Coinbase Credit, Inc.

“Creation Basket”—Basket of Shares issued by the Trust upon deposits of the Basket Amount required for each such Creation Basket.

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

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

“DCG”—Digital Currency Group, Inc.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market,” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of GSO.

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

“Index”—Prior to December 19, 2025, the CoinDesk Sui Reference Rate. As of December 19, 2025, the Index is the CoinDesk Sui Benchmark Rate.

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended from time to time.

“Index Price”—The U.S. dollar value of a SUI token derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the Sui Industry and Market—SUI Value—The Index and the Index Price” in our Annual Report for a description of how the Index Price is calculated.

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

“Liquidity Engager”— Grayscale Investments Sponsors, LLC, acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of SUI in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which GSIS, acting in its capacity as the Liquidity Engager, will engage in SUI transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Sponsor, on behalf of the Trust, dated October 22, 2025, with Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Item. 1 Business—Valuation of SUI and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of SUI and Determination of NAV” in our Annual Report.

“NYSE Arca”—NYSE Arca, Inc.

“OTCQB”—The OTCQB U.S. Market of OTC Markets Group Inc.

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

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca and the OTCQB U.S. Market of the OTC Markets Group Inc.

“Settlement Balance”—An account controlled and maintained by the Custodian to which cash and digital assets of the Trust are credited on the Trust’s behalf.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“SUI”—SUI tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Sui Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Sui Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Sui Blockchain, that uses a proof-of-stake consensus mechanism to validate transactions, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Sui network. See “Item 1. Business—Overview of the SUI Industry and Market” in our Annual Report.

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSO was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent Fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

“Sponsor’s Fee”—A fee, payable in SUI, which accrues daily in U.S. dollars at an annual rate of 0.35% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The Sponsor had determined to waive a portion of the Sponsor’s Fee for the first three months of the Trust’s operation, from February 18, 2026 through May 18, 2026, as described in more detail under “Item 1. Business—Expenses; Sales of SUI” of the Trust’s Annual Report on Form 10-K.

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

“Staking Condition”—With respect to a particular form of Staking, the condition that (i) (x) engaging in such form of Staking should not cause the Trust to be treated as other than a grantor trust for U.S. federal income tax purposes and (y) the Trust shall have received (1) a written opinion from a Tax Advisor or (2) a Tax Ruling, in each case, to that effect or (ii) such form of Staking is confirmed in Tax Guidance to be a permissible undertaking by a grantor trust. As of the date of this filing, the Staking Condition has been satisfied as to the particular form of Staking described in the Trust’s Quarterly Report, as amended from time to time, and the Sponsor intends to cause the Trust to engage in Staking as described therein. The Sponsor may in the future modify the form of Staking in which the Trust engages, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect to any such modified form of Staking, and subject to compliance with any additional requirements that may arise in connection with satisfaction of the Staking Condition with respect thereto.

“Staking Consideration”—Any consideration of any kind whatsoever, including, but not limited to, any staking reward paid in fiat currency or paid in kind, in exchange for using, or permitting to be used, any portion of the Trust Estate as described in clause (i) of the definition of “Staking.”

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

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of December 16, 2025, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 thereto and as the same may be further amended from time to time.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Sui Staking ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: May 8, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.