Form 10-Q
period 2026-06-30
Grayscale Sui Staking ETF
filed 2026-08-07
CIK 2034012

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of Shares of the registrant outstanding as of August 3, 2026: 2,198,900

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 28.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE SUI STAKING ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in SUI, at fair value (cost $32,187 and $7,929 as of June 30, 2026 and December 31, 2025, respectively)	$21,038	$4,301
Total assets	21,038	4,301
Liabilities:
Sponsor’s Staking Fee payable, related party	$-	$-
Sponsor’s Fee payable, related party	-	-
Total liabilities	-	-
Net assets	$21,038	$4,301
Shares issued and outstanding, no par value (unlimited Shares authorized)	2,088,900	212,900
Principal Market NAV per Share	$10.07	$20.20

See accompanying notes to the unaudited financial statements.

GRAYSCALE SUI STAKING ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of SUI and percentages)

June 30, 2026
	Quantity of SUI	Cost	Fair Value(1)	% of Net Assets
Investment in SUI	30,266,545.77805827	$32,187	$21,038	100%
Total Investment		$32,187	$21,038	100%
Net assets			$21,038	100%

December 31, 2025
	Quantity of SUI	Cost	Fair Value	% of Net Assets
Investment in SUI	3,082,477.84765850	$7,929	$4,301	100%
Total Investment		$7,929	$4,301	100%
Net assets			$4,301	100%
(1)
Investment in SUI includes $21,038 of staked SUI at June 30, 2026.

See accompanying notes to the unaudited financial statements.

GRAYSCALE SUI STAKING ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Staking Reward income	$111	$-	$155	$-
Investment income	-	-	-	-
Total Investment income	$111	$-	$155	$-
Expenses:
Sponsor’s Staking Fee, related party	$23	$-	$32	$-
Sponsor’s Fee, related party	26	60	50	125
Gross expenses	49	60	82	125
Sponsor’s Fee Waiver, related party	(15)	-	(25)	-
Net expenses	34	60	57	125
Net investment income (loss)	77	(60)	98	(125)
Net realized and unrealized (loss) gain from:
Net realized (loss) gain on investment in SUI sold to pay Sponsor's Fee	(3)	10	(10)	26
Net realized loss on investment in SUI sold to pay Sponsor’s Staking Fee	(5)	-	(6)	-
Net realized loss on investment in SUI sold for redemption of Shares	(727)	-	(727)	-
Net change in unrealized appreciation/depreciation on investment in SUI	(3,885)	1,700	(7,521)	(4,183)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in SUI	-	-	-	-
Net realized and unrealized (loss) gain	(4,620)	1,710	(8,264)	(4,157)
Net (decrease) increase in net assets resulting from operations	$(4,543)	$1,650	$(8,166)	$(4,282)

See accompanying notes to the unaudited financial statements.

GRAYSCALE SUI STAKING ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Decrease) increase in net assets from operations:
Net investment income (loss)	$77	$(60)	$98	$(125)
Net realized (loss) gain on investment in SUI sold to pay Sponsor's Fee	(3)	10	(10)	26
Net realized loss on investment in SUI sold to pay Sponsor’s Staking Fee	(5)	-	(6)	-
Net realized loss on investment in SUI sold for redemption of Shares	(727)	-	(727)	-
Net change in unrealized appreciation/depreciation on investment in SUI	(3,885)	1,700	(7,521)	(4,183)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in SUI	-	-	-	-
Net (decrease) increase in net assets resulting from operations	(4,543)	1,650	(8,166)	(4,282)
(Decrease) increase in net assets from capital share transactions:
Shares issued	3,767	92	33,490	442
Shares redeemed	(8,587)	-	(8,587)	-
Net (decrease) increase in net assets resulting from capital share transactions	(4,820)	92	24,903	442
Total (decrease) increase in net assets from operations and capital share transactions	(9,363)	1,742	16,737	(3,840)
Net assets:
Beginning of period	30,401	7,053	4,301	12,635
End of period	$21,038	$8,795	$21,038	$8,795
Change in Shares outstanding:
Shares outstanding at beginning of period	2,398,900	210,600	212,900	204,100
Shares issued	280,000	2,100	2,466,000	8,600
Shares redeemed	(590,000)	-	(590,000)	-
Net (decrease) increase in Shares	(310,000)	2,100	1,876,000	8,600
Shares outstanding at end of period	2,088,900	212,700	2,088,900	212,700

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

Prior to February 18, 2026, the Trust’s Shares had traded on OTC Markets since November 24, 2025. Until February 17, 2026, the Trust’s trading symbol on OTCQX was “GSUI.” On February 18, 2026, Shares of the Trust began trading on NYSE Arca following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-291974). The Trust’s trading symbol on NYSE Arca is “GSUI” and the CUSIP number for its Shares is 38964T100.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in SUI	$21,038	$21,038	$-	$-
December 31, 2025
Assets
Investment in SUI	$4,301	$4,301	$-	$-

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

3. Fair Value of SUI

SUI is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 30,266,545.77805827 and 3,082,477.84765850 SUI, respectively.

The Trust determined the fair value per SUI to be $0.70 and $1.40 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of SUI and the respective fair value:

(Amounts in thousands, except SUI amounts)	Quantity	Fair Value
Balance at December 31, 2024	3,029,877.30003966	$12,635
SUI contributed	127,089.78276778	442
SUI distributed for Sponsor’s Fee, related party	(38,326.82756656)	(125)
Net change in unrealized appreciation/depreciation on investment in SUI	-	(4,183)
Net realized gain on investment in SUI	-	26
Balance at June 30, 2025	3,118,640.25524088	$8,795

(Amounts in thousands, except SUI amounts)	Quantity	Fair Value
Balance at December 31, 2025	3,082,477.84765850	$4,301
SUI contributed	35,613,372.72680130	33,490
SUI redeemed	(8,540,330.40584841)	(8,587)
SUI distributed for Sponsor’s Fee, related party	(22,579.47119283)	(25)
Staking Reward income	167,989.56893494	155
SUI distributed for Sponsor’s Staking Fee, related party	(34,384.48829523)	(32)
Net change in unrealized appreciation/depreciation on investment in SUI	-	(7,521)
Net change in unrealized appreciation/depreciation on Sponsor’s Staking Fee payable in SUI	-	-
Net realized loss on investment in SUI sold to pay Sponsor's Fee	-	(10)
Net realized loss on investment in SUI sold to pay Sponsor’s Staking Fee	-	(6)
Net realized loss on investment in SUI sold for redemption of Shares	-	(727)
Balance at June 30, 2026	30,266,545.77805827	$21,038

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of SUI to the Trust or the distribution of SUI by the Trust. The amount of SUI required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of SUI owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of SUI representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 14.4892 and 14.4785 SUI at June 30, 2026 and December 31, 2025, respectively.

As of the date of this Quarterly Report, Authorized Participants may submit orders to create or redeem Shares through transactions that are referred to as “cash orders” or “in-kind orders”, in accordance with the agreements with Authorized Participants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	280,000	2,100	2,466,000	8,600
Shares redeemed	(590,000)	-	(590,000)	-
Net Change in Number of Shares Issued and Redeemed	(310,000)	2,100	1,876,000	8,600

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$3,767	$92	$33,490	$442
Shares redeemed	(8,587)	-	(8,587)	-
Net Change in Value of Shares Issued and Redeemed	$(4,820)	$92	$24,903	$442

SUI receivable represents the value of SUI covered by contractually binding orders for the creation of Shares where the SUI has not yet been transferred to the Trust’s account. Generally, ownership of the SUI is transferred within no more than two business days of the trade date.

	As of June 30,
(Amounts in thousands)	2026	2025
SUI receivable	$-	$-

SUI payable represents the value of SUI covered by contractually binding orders for the redemption of Shares where the SUI has not yet been transferred out of the Trust’s account. Generally, ownership of the SUI is transferred within no more than two business days of the trade date.

	As of June 30,
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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of June 30, 2026 and December 31, 2025, 9,583 and 43,067 Shares of the Trust were held by related parties of the Trust, respectively.

On February 17, 2026, the Sponsor and the Trustee entered into Amendment No. 1 to the Second Amended and Restated Trust Agreement in order to reduce the Sponsor’s Fee to 0.35%, effective as of the Uplisting Date. As a result, effective February 18, 2026, the Sponsor’s Fee was lowered from 2.5% to 0.35%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.35% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in SUI daily in arrears. The amount of SUI payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of SUI used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of SUI is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

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

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective February 18, 2026, the Sponsor determined to waive a portion of the Sponsor’s Fee until the earlier of (x) May 18, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). Following the expiration date of the three-month waiver period on May 18, 2026 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee is 0.35%.

For the period from the Sponsor’s Fee Waiver Expiration Date through June 30, 2026 and the three months ended June 30, 2025, the Trust incurred Sponsor’s Fees of $10,344 and $59,302, respectively. For the six months ended June 30, 2026, the Trust incurred Sponsor’s Fees of $24,520. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

For the three months ended June 30, 2026, the Trust incurred Sponsor’s Staking Fees of $23,072. For the six months ended June 30, 2026, the Trust incurred Sponsor’s Staking Fees of $31,957.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$12.67	$33.49	$20.20	$61.90
Net (decrease) increase in net assets from investment operations:
Net investment income (loss)	0.03	(0.28)	0.06	(0.59)
Net realized and unrealized (loss) gain	(2.63)	8.14	(10.19)	(19.96)
Net (decrease) increase in net assets resulting from operations	(2.60)	7.86	(10.13)	(20.55)
Principal Market NAV, end of period	$10.07	$41.35	$10.07	$41.35
Total return	-20.52%	23.47%	-50.15%	-33.20%
Ratios to average net assets:
Net investment income (loss)	1.05%	-2.50%	0.92%	-2.50%
Sponsor's Fee	-0.35%	-2.50%	-0.46%	-2.50%
Sponsor's Staking Fee	-0.31%	0.00%	-0.30%	0.00%
Gross expenses	-0.66%	-2.50%	-0.76%	-2.50%
Sponsor's Fee Waiver	0.21%	0.00%	0.23%	0.00%
Net expenses	-0.45%	-2.50%	-0.53%	-2.50%

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

10. Subsequent Events

On August 6, 2026, the Sponsor and the Trustee entered into Amendment No. 2 (the “Amendment”) to the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Second A&R Trust Agreement”), which further amends the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement. The Amendment provides, among other things, for the Trust to make mandatory cash distributions to shareholders of the net proceeds from staking rewards, by requiring the Trust to convert staking rewards held by the Trust to cash no less often than quarterly and promptly distribute the net proceeds to shareholders, after deducting applicable fees and Trust expenses, and includes related conforming amendments to facilitate the Trust’s staking program and distribution framework.

The Trust currently intends to make such distributions on a monthly, but no less than quarterly, basis. The amount of future distributions will depend on the staking rewards earned by the Trust and applicable deductions and therefore cannot be predicted with certainty. Shareholders are advised to discuss any tax consequences relating to their investment in the Trust as a result of the Amendment to the Second A&R Trust Agreement with their tax advisors.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, SUI and price of SUI amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized (loss) gain on investment in SUI	$(4,620)	$1,710	$(8,264)	$(4,157)
Net (decrease) increase in net assets resulting from operations	$(4,543)	$1,650	$(8,166)	$(4,282)
Net assets(1)	$21,038	$8,795	$21,038	$8,795
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of SUI on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in SUI for the three months ended June 30, 2026 was ($4,620), which includes a realized loss of ($3) on the transfer of SUI to pay the Sponsor’s Fee, a realized loss of ($5) on the transfer of SUI to pay the Sponsor’s Staking Fee, a realized loss of ($727) on the transfer of SUI to pay Redemptions and net change in unrealized appreciation/depreciation on investment in SUI of ($3,885). Net realized and unrealized loss on investment in SUI for the period was driven by SUI price depreciation from $0.88 per SUI as of March 31, 2026, to $0.70 per SUI as of June 30, 2026. Net decrease in net assets resulting from operations was ($4,543) for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in SUI, and the net investment income of $77. Net assets decreased to $21,038 at June 30, 2026, a 31% decrease for the three-month period. The decrease in net assets resulted from the aforementioned SUI price depreciation, the redemption of approximately 8,540,330 SUI with a value of $8,587 from the Trust, the withdrawal of approximately 12,462 SUI to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 25,521 SUI to pay the foregoing Sponsor’s Staking Fee, and the payable of approximately 253 SUI for the Sponsor’s Staking Fee, partially offset by the contribution of approximately 4,053,733 SUI with a value of $3,767 to the trust in connection with Share creations during the period and the contribution of approximately 122,870 SUI with a value of $111 to the Trust in connection with Staking Rewards.

Net realized and unrealized gain on investment in SUI for the three months ended June 30, 2025 was $1,710, which includes a realized gain of $10 on the transfer of SUI to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in SUI of $1,700. Net realized and unrealized gain on investment in SUI for the period was driven by SUI price appreciation from $2.27 per SUI as of March 31, 2025, to $2.82 per SUI as of June 30, 2025. Net increase in net assets resulting from operations was $1,650 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in SUI, less the Sponsor’s Fee of $60. Net assets increased to $8,795 at June 30, 2025, a 25% increase for the three-month period. The increase in net assets resulted from the aforementioned SUI price appreciation and the contribution of approximately 30,823 SUI with a value of $92 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 19,340 SUI to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in SUI for the six months ended June 30, 2026 was ($8,264), which includes a realized loss of ($10) on the transfer of SUI to pay the Sponsor’s Fee, a realized loss of ($6) on the transfer of SUI to pay the Sponsor’s Staking Fee, a realized loss of ($727) on the transfer of SUI to pay Redemptions, and net change in unrealized appreciation/depreciation on investment in SUI of ($7,521). Net realized and unrealized loss on investment in SUI for the period was driven by SUI price depreciation from $1.40 per SUI as of December 31, 2025, to $0.70 per SUI as of June 30, 2026. Net decrease in net assets resulting from operations was ($8,166) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in SUI, and the net investment income of $98. Net assets increased to $21,038 at June 30, 2026, a 389% increase for the six-month period. The increase in net assets resulted from the contribution of approximately 35,613,373 SUI with a value of $33,490 to the trust in connection with Share creations during the period and the contribution of approximately 167,990 SUI with a value of $155 to the Trust in connection with Staking Rewards, partially offset by the aforementioned SUI price depreciation, the redemption of approximately 8,540,330 SUI with a value of $8,587 from the Trust, the withdrawal of approximately 22,579 SUI to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 34,384 SUI to pay the foregoing Sponsor’s Staking Fee and the payable of approximately 253 SUI for the Sponsor’s Staking Fee.

Net realized and unrealized loss on investment in SUI for the six months ended June 30, 2025 was ($4,157), which includes a realized gain of $26 on the transfer of SUI to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in SUI of ($4,183). Net realized and unrealized loss on investment in SUI for the period was driven by SUI price depreciation from $4.17 per SUI as of December 31, 2024, to $2.82 per SUI as of June 30, 2025. Net decrease in net assets resulting from operations was $4,282 for the six months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in SUI, plus the

Sponsor’s Fee of $125. Net assets decreased to $8,795 at June 30, 2025, a 30% decrease for the six-month period. The decrease in net assets resulted from the aforementioned SUI price depreciation and the withdrawal of approximately 38,327 SUI to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 127,090 SUI with a value of $442 to the Trust in connection with Share creations during the period.

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

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective February 18, 2026, the Sponsor determined to waive a portion of the Sponsor’s Fee until the earlier of (x) May 18, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). Following the expiration date of the three-month waiver period on May 18, 2026 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee is 0.35%.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of June 30,
	2026	2025
Price of SUI on principal market	$0.70	$2.82
Principal Market NAV per Share(1)	$10.07	$41.35
Principal Market NAV(1)	$21,038,101	$8,794,565
Index Price	$0.70	$2.81
NAV per Share(2)	$10.07	$41.20
NAV(2)	$21,038,947	$8,763,379

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of SUI based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gate, Gemini, HashKey, Kraken, and OKX. The Digital Asset Trading Platforms included in the Index as of June 30, 2025 were Coinbase, Kraken, and Crypto.com. See “Item 1. Business—Overview of the Sui Industry and Market—SUI Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The Trust’s performance prior to February 18, 2026 is based on market-determined prices on OTC Markets and on the Trust’s performance without an ongoing share creation and redemption program. Prior to February 18, 2026, the Trust’s Shares traded at both premiums and discounts to the value of the Trust’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of February 18, 2026, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. Hence, the Trust’s performance for periods prior to February 18, 2026 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to February 18, 2026.

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from August 1, 2024 (the commencement of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Sui Industry and Market—SUI Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from August 1, 2024 (the commencement of the Trust’s operations) to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of June 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
August 1, 2024 (the commencement of the Trust’s operations) to June 30, 2025	$2.79	$5.23	1/4/2025	$0.53	8/5/2024	$2.81	$2.81
Twelve months ended June 30, 2026	$1.93	$4.35	7/27/2025	$0.67	6/25/2026	$0.70	$0.70
August 1, 2024 (the commencement of the Trust’s operations) to June 30, 2026	$2.34	$5.23	1/4/2025	$0.53	8/5/2024	$0.70	$0.70

The following table illustrates the movements in the Digital Asset Market price of SUI, as reported on the Trust’s principal market, from August 1, 2024 (the commencement of the Trust’s operations) to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
August 1, 2024 (the commencement of the Trust’s operations) to June 30, 2025	$2.79	$5.24	1/4/2025	$0.53	8/5/2024	$2.82	$2.82
Twelve months ended June 30, 2026	$1.93	$4.33	7/27/2025	$0.67	6/25/2026	$0.70	$0.70
August 1, 2024 (the commencement of the Trust’s operations) to June 30, 2026	$2.34	$5.24	1/4/2025	$0.53	8/5/2024	$0.70	$0.70

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from November 24, 2025 to February 17, 2026.

GSUI Premium/(Discount): GSUI Share Price vs. NAV per Share (Non-GAAP) ($)

Effective February 18, 2026, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from February 18, 2026 to June 30, 2026.

GSUI Premium/(Discount): GSUI Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Trust’s NAV per Share from November 24, 2025 to February 17, 2026.

GSUI Premium/(Discount): GSUI Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from February 18, 2026 to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended June 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of GSUI Redeemed	Average Price Paid per Share of GSUI(1)
April 1, 2026 - April 30, 2026	-	$-
May 1, 2026 - May 31, 2026	590,000	14.55
June 1, 2026 - June 30, 2026	-	-
Total	590,000	$14.55
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1#

Amendment No. 2 to the Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2026).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

#	Previously filed.

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

“Index”—The CoinDesk Sui Benchmark Rate (formerly known as the CoinDesk SUI CCIXber Reference Rate).

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

“NYSE Arca”—NYSE Arca, Inc.

“OTC Markets”—The OTCQX, OTCQB and OTCID tiers of OTC Markets Group Inc.

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

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca and OTC Markets.

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

“Sponsor’s Fee”—A fee, payable in SUI, which accrues daily in U.S. dollars at an annual rate of 0.35% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The Sponsor previously waived the Sponsor’s Fee during the Fee Waiver Period, which ended on May 18, 2026, as described in more detail under “Item 1. Business—Expenses; Sales of SUI” of our Annual Report on Form 10-K.

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

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of December 16, 2025, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 and No. 2 thereto, and as the same may be further amended from time to time.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Sui Staking ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 7, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.